Form 10-K
period 2012-12-31
World Omni Automobile Lease Securitization Trust 2011-A
filed 2013-03-29
CIK 1518401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act).

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

In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated party, apart from the transaction involving the issuance of the Notes and Certificates by the Trust, between the Sponsor, the Depositor or the Trust and any of the parties mentioned in this Item.

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

The Servicing Report and the Attestation Report for the Indenture Trustee has identified material instances of noncompliance with the servicing criteria described in the related Servicing Report as being applicable to the Indenture Trustee, which is described in Schedule A thereto. To the knowledge of the Trust, the material instances of noncompliance did not relate to any asset-backed securities issued by the Trust.

Neither the Servicing Report nor the Attestation Report for the Sponsor (in its role as servicer) has identified any material instance of noncompliance with the servicing criteria described in such Servicing Report as being applicable to the Sponsor (in its role as servicer).

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

10.2	Exchange Note Transfer Agreement, dated as of May 5, 2011, relating to the Trust. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 5, 2011.

10.3	2011-A Exchange Note Supplement to Collateral Agency Agreement, dated as of May 5, 2011, relating to the Trust. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 5, 2011.

10.4	Exchange Note Servicing Supplement 2011-A to Closed-End Servicing Agreement, dated as of May 5, 2011, relating to the Trust. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 5, 2011.

10.5	Second Amended and Restated Trust Agreement of World Omni LT among Auto Lease Finance LLC, World Omni Financial Corp., VT Inc., U.S. Bank National Association and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-3, Registration File Number 333-152253, filed on August 25, 2008.

10.6	Fifth Amended and Restated Servicing Agreement among World Omni LT, AL Holding Corp. and World Omni Financial Corp. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 18, 2011.

10.7	Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 18, 2011.

10.8	Third Amended and Restated Pledge and Security Agreement between World Omni LT and AL Holding Corp. Incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-3, Registration File Number 333-152253, filed on August 25, 2008.

31.1	Rule 13a-14(d)/15d-14(d) Certification.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of World Omni Financial Corp., as Servicer.

33.2	Assertion of Compliance with Applicable Servicing Criteria of The Bank of New York Mellon, as Indenture Trustee.

34.1	Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP, on behalf of World Omni Financial Corp.

34.2	Report of Independent Registered Public Accounting Firm of KPMG LLP, on behalf of The Bank of New York Mellon.

35.1	Servicer Compliance Statement of World Omni Financial Corp., as Servicer.

99.1	Trust Agreement, dated as of May 5, 2011, relating to the Trust. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 5, 2011.

99.2	Administration Agreement, dated as of May 5, 2011, relating to the Trust. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 5, 2011.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Omni Automobile Lease Securitization Trust 2011-A

By: World Omni Financial Corp., as Servicer on behalf of the Trust

Date: March 15, 2013	By:	/s/ Michael Pritchard
Michael Pritchard
Group Vice President, Operations
(Senior officer in charge of the servicing function)
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

10.5        Second Amended and Restated Trust Agreement of World Omni LT among Auto Lease Finance LLC, World Omni Financial Corp., VT Inc., U.S. Bank National Association and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-3, Registration File Number 333-152253, filed on August 25, 2008.

10.6        Fifth Amended and Restated Servicing Agreement among World Omni LT, AL Holding Corp. and World Omni Financial Corp. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 18, 2011.

10.7        Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 18, 2011.

10.8        Third Amended and Restated Pledge and Security Agreement between World Omni LT and AL Holding Corp. Incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-3, Registration File Number 333-152253, filed on August 25, 2008.

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