Form 10-K
period 2013-12-31
World Omni Automobile Lease Securitization Trust 2011-A
filed 2014-03-28
CIK 1518401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Registrant's telephone number, including area code: (954) 429-2200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well−known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Yes ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non−accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b−2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b−2 of the Act).

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

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10−K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

Not Applicable.

Substitute Information Provided in Accordance with General Instruction J to Form 10-K:

ITEM 1112(B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

No single obligor represents 10% or more of the pool assets held by World Omni Auto Automobile Lease Securitization Trust 2011-A (the "Trust").

ITEM 1114(B)(2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Trust or payments on the notes (the "Notes") or certificates (the "Certificates") issued by the Trust.

ITEM 1115(B) OF REGULATION AB. CERTAIN DERIVATIVE INSTRUMENTS (FINANCIAL INFORMATION).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this item.

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS.

No legal proceedings are pending (or known to be contemplated by governmental authorities) against any of World Omni Financial Corp. (the "Sponsor"), World Omni Auto Leasing LLC (the "Depositor"), The Bank of New York Mellon (the "Indenture Trustee"), the Trust or the other parties described in Item 1117 of Regulation AB nor is any property of any of the foregoing entities subject to any such proceedings, that are material to holders of the Notes or the Certificates.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not applicable.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Not applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Not applicable.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Not applicable because there are no directors or executive officers of the registrant.

Item 11.	Executive Compensation.

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

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

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The Sponsor (in its role as servicer) and the Indenture Trustee (collectively, the "Servicing Parties") have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it under Item 1122 of Regulation AB (each, a "Servicing Report"), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an "Attestation Report") by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

The Servicing Report and the Attestation Report for the Indenture Trustee has identified material instances of noncompliance with the servicing criteria described in the related Servicing Report as being applicable to the Indenture Trustee, which is described in Schedules A and B thereto. To the knowledge of the Trust, the material instances of noncompliance did not relate to any asset-backed securities issued by the Trust.

Neither the Servicing Report nor the Attestation Report for the Sponsor (in its role as servicer) has identified any material instance of noncompliance with the servicing criteria described in such Servicing Report as being applicable to the Sponsor (in its role as servicer).

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.

The Sponsor (in its role as servicer) has been identified by the registrant as servicer with respect to the asset pool held by the Trust. The Sponsor has completed a statement of compliance (a "Compliance Statement"), signed by an authorized officer of the Sponsor. The Compliance Statement is attached as an exhibit to this Form 10-K.

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

By: World Omni Financial Corp.,
as Servicer on behalf of the Trust

Date: March 14, 2014

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